Form 10-K/A
period 2001-12-31
WELLS FARGO ASSET MORTGAGE BACK SECURITIES 2001-19 TRUST
filed 2002-12-19
CIK 1158237

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-62184-03

         Wells Fargo Asset Securities Corporation
         Mortgage Pass-Through Certificates
         Series 2001-19
         (Exact name of registrant as specified in its charter)



   New York                                        90-0030702
                                                   90-0030697
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 27, 2002 on behalf of Wells Fargo Asset Securities Corporation
  Mortgage Pass-Through Certificates, Series 2001-19 established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller, Wells Fargo Bank Minnesota, N.A., as Master Servicer, and First Union National Bank as Trustee pursuant to which Wells Fargo Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2001-19 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 07, 2001, and January 10, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.


                               SIGNATURE


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



    Wells Fargo Asset Securities Corporation
    Mortgage Pass-Through Certificates
    Series 2001-19
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Master Servicer

  By:   Edward M. Frere, Jr., as Senior Vice President

  By: /s/  Edward M. Frere, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Edward M. Frere, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates Series 2001-19.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Edward M. Frere, Jr.
      [Signature]


      Senior Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.



EX 99.1 (a)

KPMG    (logo)

345 Riverview
Suite 100
Wichita, KS 67203

Independent Accountants' Report


The Board of Directors Central National Bank:

We have examined management's assertion, included in the accompanying management assertion, that Central National Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for Central National
Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Central National Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Central National Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that Central National Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.



March 8, 2002


EX 99.1 (b)

PRICEWATERHOUSECOOPERS     (LOGO)


PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolios of its affiliates Chase Mortgage Company and Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 15, 2002



EX 99.1 (c)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Park Building
Suite 1300
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors
of CUNA Mutual Mortgage Corporation

We have examined management's assertion about CUNA Mutual Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 1, 2002


EX 99.1 (d)

Deloitte & Touche LLP
250 East Fifth Street
P.O. BOX 5340
Cincinnati, Ohio 45201-5340

Deloitte
& Touche (logo)

Tel: (513) 784 7100
www.us.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

To Fifth Third Mortgage Company:

We have examined management's assertion about Fifth Third Mortgage
Company's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 29, 2002

Deloitte
Touche
Tohmatsu (LOGO)


EX 99.1 (e)

KPMG    (logo)

Suite 2700 Independent Square
One Independent Drive
PO. Box 190
Jacksonville, FL 32201-0190

Independent Auditors' Report
On The Uniform Single Attestation Program for Mortgage Bankers

The Board of Directors
HomeSide Lending, Inc.:

We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2001, included in the accompanying management assertion letter dated December 7, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of S76 million and $20 million, respectively, as of and for the year ended September 30, 2001 is fairly stated, in all material respects.

December 7, 2001

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG international, a Swiss association.


EX 99.1 (f)

KPMG (LOGO)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

The Board of Directors
HSBC Mortgage Corporation (USA):

Independent Accountants' Report

We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.

February 1, 2002
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


EX 99.1 (g)

ERNST&YOUNG (LOGO)
Ernst & Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215
Phone: (614) 224-5678
Fax: (614) 222-3939
www.ey.com


Report of Independent Accountants

Board of Directors
The Huntington Mortgage Company

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

March 8, 2002

Ernst & Young LLP is a member of Ernst & Young International, Ltd



EX 99.1 (h)

ERNST & YOUNG  (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2001. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.



January 29, 2002



EX 99.1 (i)

ANDERSON   (logo)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SunTrust Mortgage, Inc.:


We have examined management's assertion about SUNTRUST MORTGAGE, INC.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Banks ("USAP") and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $45,000,000, respectively, as of and for the year ended December 31, 2001 included in the accompanying management's assertion. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $45,000,000, respectively, as of and for the year ended December 31, 2001 is fairly stated in all material respects.


Atlanta, Georgia
February 1, 2002


EX 99.1 (j)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.us.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON COMEPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Audit Committee of the Board of Directors
Washington Mutual, Inc.
Seattle, Washington


We have examined management's assertion about Washington Mutual, Inc.'s
(the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


March 6, 2002

Deloitte
Touche
Tohmatsu  (logo)


EX 99.2 (a)

Central
National Bank    (logo)

As of and for the period ended December 31, 2001, Central National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Central National Bank had in effect a fidelity bond and effors and omissions policy in the amount of $9,500,000.

Central National Bank

By:

Edward J. Meekins, Vice President

April 1, 2002


EX 99.1 (b)

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2002

As of and for the year ended December 31, 2001, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.


Steve Rotella
Chief Executive Officer



Glenn Mouridy
Executive Vice President of Servicing



Terry L. Gentry
Senior Vice President of Servicing



Lucy Gambino
Vice President of Risk Management


EX 99.2 (c)

CUNA Mutual Mortgage    (logo)
Corporation

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 1, 2002

As of and for the year ended December 31, 2001, CUNA Mutual Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Division had in effect a fidelity bond and errors and omissions policy in the amounts of $25,000,000 and $ 10,000,000 respectively.


Stephen P. Renock, IV
President and Chief Executive Officer
CUNA Mutual Mortgage Corporation


Mark Hiatt
Senior Vice President, Servicing
CUNA Mutual Mortgage Corporation



Michael W. Campbell
Vice President, Servicing
CUNA Mutual Mortgage Corporation


EX 99.2 (d)

Fifth Third Bank (logo)

March 29, 2002

Deloitte & Touche
250 East Fifth Street
Cincinnati, Ohio 45201

As of and for the year ended December 31, 2001, Fifth Third Mortgage
Company (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy as follows: $5,000,000 per mortgage coverage on errors and omissions and $50,000,000 coverage on the fidelity bond.

David J. DeBrunner
Vice President & Controller




Scott Enders
Vice President & CFO - Consumer


EX 99.2 (e)

HOMESIDE
LENDING INC.(LOGO)

Management Assertion Letter

As of and for the year ended September 30, 2001, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.

William Glasgow, Jr.

December 7, 2001

Post Office Box 45298, Jacksonville, FL 32232-5298 * 1-800-874-0209

EQUAL HOUSING
LENDER          (logo)



EX 99.2 (f)

HSBC (LOGO)

Management Assertion

As of and for the year ended December 31, 2001, HSBC Mortgage Corporation
(USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $490,000,000 and $60,000,000, respectively.


David J Hunter
President

Daniel B. Duggan
SVP, Risk Management

Susan A. Wojnar
SVP, Mortgage Servicing

HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043


EX 99.2 (g)

Report of Management

Huntington
Mortgage
Company (LOGO)

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, HMC had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $10,000,000.

Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President

March 8, 2002


EX 99.2 (h)

NationalCity
Mortgage        (logo)



National City Mortgage Co.
3232 Newmark Drive - Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards.
We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $95 million and an omissions policy in the amount of $40 million.

T. Jackson Case Jr., Executive Vice President

January 29, 2002


EX 99.2 (i)

SUNTRUST   (logo)

February 1, 2002

Arthur Anderson LLP
133 Peachtree Street, NE
Atlanta, Georgia 30303

Dear Sirs,

As of and for the year ended December 31, 2001, SunTrust Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, SunTrust Mortgage, Inc. had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $45,000,000 respectively.

Sincerely,


Ralph B. Carrigan
Executive Vice President
SunTrust Mortgage, Inc.
901 Semmes Avenue
Richmond, Virginia 23224


EX 99.2 (j)

Washington Mutual  (logo)

As of and for the year ended December 31, 2001, Washington Mutual, Inc.
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $110 million and $25 million, respectively.

Craig S. Davis
President
Home Loans & Insurance Services Group

Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

March 6, 2002


EX 99.3 (a)

Central
National Bank    (logo)

April 1, 2002

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

A. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the term of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

B. I have confirmed that the Servicer is currently and approved FNMA or FHLMC servicer in good standing

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgage Property, the reason for the nonpayment has been reported to Norwest Bank Minnesota, N.A.;

F.  All Custodial Accounts have been reconciled and are properly funded; and

G. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:



Edward J. Meekins
Vice President and Director of Mortgage Banking
4/l/2002



EX 99.3 (b)

CHASE     (logo)
THE RIGHT RELATIONSHIP IS EVERYTHING

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone

Wells Fargo
Attn: Master Servicing Department
11000 Broken Land Parkway
Columbia, MD 21044-3562
RE: Annual Certification

Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

b)  All property inspections have been completed;

c)  Compliance relative to Adjustable Rate Mortgages have been met;

d) Compliance with IRS Foreclosure reporting regulations enacted as IRS Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed;

e) All loans CMMC services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

g)  Enclosed is a copy of our most recent independent audit statement.

CERTIFIED BY:
Lucy P. Gambino
DATE: March 29, 2002
Vice President
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219


EX 99.3 (c)

CUNA Mutual Mortgage      (logo)
Corporation

March 25, 2002
Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year.

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(F) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and abandonment of Mortgage Property required per section 605OH, 6050J and 605OP of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:




Officer: Stephen P. Renock



Title: President & CEO


Date: March 25, 2002


Ex 99.3 (d)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE:  Officer's Certificate

Dear Master Servicer

The undersigned Officer certifies the following for the 2001 fiscal year:


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:


Wendy Finke
Vice President
Title


October 21, 2002
Date


EX 99.3 (e)

HOMESIDE
LENDING (LOGO)

July 3, 2002

Ms. Dionne Waldron-Dixon
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MID 21045

Re:     Officer's Certificate

Dear Ms. Waldron-Dixon:


The undersigned Officer certifies the following for the 2001 fiscal year:

- I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

- I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing.

- I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect.

- All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid, and that all such insurance policies are in full force and effect.

- All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.

- All Custodial Accounts have been reconciled and are properly funded.

- All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Finally, the Servicer Information Form and our most recent copy of FHLMC Form 16SF are enclosed. The bank statements will be provided under separate cover. Should you need anything further please contact Lynda M. Pohwat at
(904)281-4705 or lmpohwat@homeside.com.

Sincerely,

Karen Bryan
Vice President

lp
encs.



EX 99.3 (f)

Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2001. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

Gary P. Zimmermann
Senior Vice President
Mortgage Servicing


EX 99.3 (g)

Huntington
Mortgage
Company (LOGO)

The Huntington Mortgage Company
7575 Huntington Park Drive
Columbus, Ohio 43235

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer

Title

Date

A subsidiary of The Huntington National Bank


EX 99.3 (h)

National City
Mortgage (logo)

National City Mortgage Co.
3232 Newmark Drive - Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Wells Fargo Bank, Minnesota NA
Attn: Dionne Waldron-Dixon
11000 Broken Land Parkway
Columbia, Maryland 21044-3562

RE:     Annual Officer's Servicing Certification

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:


(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to;
(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
(c) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
(d) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, NA;
(e) All bonds, mortgages, and title policies are held by National City
Mortgage;
(f) All Custodial Accounts have been reconciled and are properly funded; and
(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer (Mary Beth Criswell)

National City Mortgage
Company

Vice President
Title

March 22, 2002
Date


EX 99.3 (i)

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

SUNTRUST  (logo)

WELL FARGO BK MINNESOTA
ATTN: ERIC CELLITO
11000 BROKEN LAND PKWY
COLUMBIA, MD 21044-3562
SELLER/SERVICER# 0539
RE: ANNUAL SERVICING CERTIFICATION


In connection with the loans serviced by SunTrust Mortgage, Inc. for WELL FARGO BK MINNESOTA, I, the undersigned officer, hereby certifies the following as of December 31, 2001:

All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes verification of payment with taxing authorities for non-impound accounts.

For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

Fidelity Bond coverage of $25,000,000 and Errors and Omissions coverage of $28,500,000 is adequate and in place and the applicable premiums have been paid.

All interest and/or monthly payment adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

We have complied with all other provisions of the Servicing Agreement.

We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provisions of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.


Michael Patten, VP
(name and title)

DATE: March 6, 2002


EX 99.3 (j)

Washington Mutual   (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate

The undersigned Officer certifies the following for the 2001 fiscal year:


A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA of FHLMC Servicer in good standing:

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

D. All premiums for each Hazard Insurance policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgage Property, have been paid and that all such insurance policies are in full force and effect:

E. All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property have been paid. All Custodial Accounts have been reconciled and are properly funded: and

F. All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, Respectively, have been prepared and filed.

Certified By:

John Mac Lean

Vice President
Title

March 25, 2002
Date